Form 10-K/A
period 2022-12-31
Morgan Stanley Capital I Trust 2022-L8
filed 2023-08-01
CIK 1912724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

  Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 29, 2023 (the “Original Form 10-K”), is to file (i) a replacement report on assessment of compliance with servicing criteria and corresponding attestation report provided by Berkadia Commercial Mortgage LLC as servicing function participant under the BANK 2022-BNK40 securitization, which replacement reports more specifically relate to Berkadia Commercial Mortgage LLC’s primary servicing platform, and (ii) a replacement report on assessment of compliance with servicing criteria provided by Berkadia Commercial Mortgage LLC as master servicer under the ILPT 2022-LPFX securitization, which replacement report contains a clerical revision regarding the beginning date of the covered platform. Such revised documents replace the corresponding documents previously filed as Exhibits 33.12, 33.14 and 34.12 to the Original Form 10-K. No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Date:  August 1, 2023