Form 10-K
period 2023-12-31
Morgan Stanley Capital I Trust 2022-L8
filed 2024-03-29
CIK 1912724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-259741-02

Central Index Key Number of the issuing entity: 0001912724

Morgan Stanley Capital I Trust 2022-L8

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

 Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

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

(667) 786‑1992

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

EXPLANATORY NOTES

The MSC 2022-L8 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•   the Rose Castle Apartments mortgage loan, which is serviced pursuant to the BBCMS 2022-C15 pooling and servicing agreement attached hereto as Exhibit 4.9;

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

•   the Pacific Castle Portfolio mortgage loan, which is serviced pursuant to the WFCM 2022-C62 pooling and servicing agreement attached hereto as Exhibit 4.10; and

•   the NYC MFRT Portfolio mortgage loan, which is serviced pursuant to the BMO 2022-C1 pooling and servicing agreement attached hereto as Exhibit 4.8.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

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

(4.9) Pooling and Servicing Agreement, dated as of April 1, 2022, between Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the BBCMS 2022-C15 securitization transaction, pursuant to which the Rose Castle Apartments Mortgage Loan is serviced (filed as Exhibit 4.9 to the registrant's Current Report on Form 8-K filed on April 13, 2022 under SEC File No. 333-259741-02 and incorporated by reference herein).

(4.10) Pooling and Servicing Agreement, dated as of April 1, 2022, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the WFCM 2022-C62 securitization transaction, pursuant to which the Pacific Castle Portfolio Mortgage Loan is serviced (filed as Exhibit 4.10 to the registrant's Current Report on Form 8-K filed on April 19, 2022 under SEC File No. 333-259741-02 and incorporated by reference herein).

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

33.2 Computershare Trust Company, National Association, as Custodian

33.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4 LNR Partners, LLC, as Special Servicer

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.7 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

33.8 CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

33.9 KeyBank National Association, as Master Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23) (see Exhibit 33.7)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.12 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23)

33.13 KeyBank National Association, as Master Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.14 Berkadia Commercial Mortgage LLC, as Master Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.12)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.16 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.7)

33.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.18 KeyBank National Association, as Master Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/23 to 12/31/23)

33.20 Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

33.21 KeyBank National Association, as Special Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.22 CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23)

33.23 KeyBank National Association, as Special Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.24 Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.20)

33.25 KeyBank National Association, as Special Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.9)

33.26 Argentic Services Company LP, as Special Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23)

33.27 CWCapital Asset Management LLC, as Special Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.22)

33.28 Computershare Trust Company, National Association, as Custodian under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.29 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.30 Computershare Trust Company, National Association, as Custodian under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.31 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.32 Computershare Trust Company, National Association, as Custodian under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.33 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.34 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.35 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

33.36 Computershare Trust Company, National Association, as Custodian under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Computershare Trust Company, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Custodian

34.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4 LNR Partners, LLC, as Special Servicer

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.7 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

34.8 CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

34.9 KeyBank National Association, as Master Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23) (see Exhibit 34.7)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.12 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23)

34.13 KeyBank National Association, as Master Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.14 Berkadia Commercial Mortgage LLC, as Master Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.12)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.16 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.7)

34.17 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.18 KeyBank National Association, as Master Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/23 to 12/31/23)

34.20 Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

34.21 KeyBank National Association, as Special Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.22 CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23)

34.23 KeyBank National Association, as Special Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.24 Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.20)

34.25 KeyBank National Association, as Special Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.9)

34.26 Argentic Services Company LP, as Special Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23)

34.27 CWCapital Asset Management LLC, as Special Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.22)

34.28 Computershare Trust Company, National Association, as Custodian under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.29 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.30 Computershare Trust Company, National Association, as Custodian under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.31 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.32 Computershare Trust Company, National Association, as Custodian under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.33 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.34 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.35 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

34.36 Computershare Trust Company, National Association, as Custodian under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1 Computershare Trust Company, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Custodian

35.3 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4 LNR Partners, LLC, as Special Servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23)

35.7 KeyBank National Association, as Master Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23) (see Exhibit 35.6)

35.9 KeyBank National Association, as Master Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 35.7)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.6)

35.12 KeyBank National Association, as Master Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.7)

35.13 KeyBank National Association, as Special Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23) (see Exhibit 35.7)

35.14 KeyBank National Association, as Special Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 35.7)

35.15 KeyBank National Association, as Special Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.7)

35.16 Argentic Services Company LP, as Special Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23)

35.17 Computershare Trust Company, National Association, as Custodian under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.18 Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.19 Computershare Trust Company, National Association, as Custodian under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.20 Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.21 Computershare Trust Company, National Association, as Custodian under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.22 Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.23 Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.24 Computershare Trust Company, National Association, as Custodian under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

35.25 Computershare Trust Company, National Association, as Custodian under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated March 25, 2022, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 7, 2022 under SEC File No. 333-259741-02 and incorporated by reference herein).

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

Date:  March 29, 2024