Form 10-K
period 2024-12-31
Morgan Stanley Capital I Trust 2022-L8
filed 2025-03-27
CIK 1912724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

33.2     Computershare Trust Company, National Association, as Custodian

33.3     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.4     LNR Partners, LLC, as Special Servicer

33.5     Park Bridge Lender Services LLC, as Operating Advisor

33.6     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.7     Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

33.8     CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

33.9     KeyBank National Association, as Master Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24)

33.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24) (see Exhibit 33.7)

33.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.12  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24)

33.13  KeyBank National Association, as Master Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 33.9)

33.14  Berkadia Commercial Mortgage LLC, as Master Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24)

33.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.3)

33.16  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.7)

33.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.8)

33.18  KeyBank National Association, as Master Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.9)

33.19  Rialto Capital Advisors, LLC, as Special Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/24 to 12/31/24)

33.20  Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

33.21  KeyBank National Association, as Special Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 33.9)

33.22  CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24)

33.23  KeyBank National Association, as Special Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 33.9)

33.24  Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.20)

33.25  KeyBank National Association, as Special Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.9)

33.26  Argentic Services Company LP, as Special Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24)

33.27  CWCapital Asset Management LLC, as Special Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.22)

33.28  Computershare Trust Company, National Association, as Custodian under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.29  Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.30  Computershare Trust Company, National Association, as Custodian under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.31  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.32  Computershare Trust Company, National Association, as Custodian under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.33  Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.34  Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.35  Computershare Trust Company, National Association, as Custodian under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

33.36  Computershare Trust Company, National Association, as Custodian under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1     Computershare Trust Company, National Association, as Certificate Administrator

34.2     Computershare Trust Company, National Association, as Custodian

34.3     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.4     LNR Partners, LLC, as Special Servicer

34.5     Park Bridge Lender Services LLC, as Operating Advisor

34.6     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.7     Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

34.8     CoreLogic Solutions, LLC, as Servicing Function Participant under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

34.9     KeyBank National Association, as Master Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24)

34.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24) (see Exhibit 34.7)

34.11  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.12  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24)

34.13  KeyBank National Association, as Master Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 34.9)

34.14  Berkadia Commercial Mortgage LLC, as Master Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24)

34.15  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.3)

34.16  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.7)

34.17  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.8)

34.18  KeyBank National Association, as Master Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.9)

34.19  Rialto Capital Advisors, LLC, as Special Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/24 to 12/31/24)

34.20  Situs Holdings, LLC, as Special Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

34.21  KeyBank National Association, as Special Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 34.9)

34.22  CWCapital Asset Management LLC, as Special Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24)

34.23  KeyBank National Association, as Special Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 34.9)

34.24  Situs Holdings, LLC, as Special Servicer under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.20)

34.25  KeyBank National Association, as Special Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.9)

34.26  Argentic Services Company LP, as Special Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24)

34.27  CWCapital Asset Management LLC, as Special Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.22)

34.28  Computershare Trust Company, National Association, as Custodian under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.29  Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.30  Computershare Trust Company, National Association, as Custodian under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.31  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.32  Computershare Trust Company, National Association, as Custodian under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.33  Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.34  Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.35  Computershare Trust Company, National Association, as Custodian under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

34.36  Computershare Trust Company, National Association, as Custodian under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1     Computershare Trust Company, National Association, as Certificate Administrator

35.2     Computershare Trust Company, National Association, as Custodian

35.3     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.4     LNR Partners, LLC, as Special Servicer

35.5     Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.6     Wells Fargo Bank, National Association, as Master Servicer under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24)

35.7     KeyBank National Association, as Master Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24)

35.8     Wells Fargo Bank, National Association, as Master Servicer under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24) (see Exhibit 35.6)

35.9     KeyBank National Association, as Master Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.3)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.6)

35.12  KeyBank National Association, as Master Servicer under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.13  KeyBank National Association, as Special Servicer under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.14  KeyBank National Association, as Special Servicer under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.15  KeyBank National Association, as Special Servicer under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.7)

35.16  Argentic Services Company LP, as Special Servicer under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24)

35.17  Computershare Trust Company, National Association, as Custodian under the BBCMS 2022-C15 securitization, pursuant to which the following mortgage loans were serviced by such party: Rose Castle Apartments (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.18  Computershare Trust Company, National Association, as Custodian under the BXP 2021-601L securitization, pursuant to which the following mortgage loans were serviced by such party: 601 Lexington Avenue (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.19  Computershare Trust Company, National Association, as Custodian under the BWAY 2022-26BW securitization, pursuant to which the following mortgage loans were serviced by such party: 26 Broadway (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.20  Computershare Trust Company, National Association, as Custodian under the BANK 2022-BNK40 securitization, pursuant to which the following mortgage loans were serviced by such party: Midtown Square (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.21  Computershare Trust Company, National Association, as Custodian under the COLEM 2022-HLNE securitization, pursuant to which the following mortgage loans were serviced by such party: Coleman Highline Phase IV (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.22  Computershare Trust Company, National Association, as Custodian under the ILPT 2022-LPFX securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Logistics Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.23  Computershare Trust Company, National Association, as Custodian under the Benchmark 2022-B32 securitization, pursuant to which the following mortgage loans were serviced by such party: Bedrock Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.24  Computershare Trust Company, National Association, as Custodian under the WFCM 2022-C62 securitization, pursuant to which the following mortgage loans were serviced by such party: Pacific Castle Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

35.25  Computershare Trust Company, National Association, as Custodian under the BMO 2022-C1 securitization, pursuant to which the following mortgage loans were serviced by such party: NYC MFRT Portfolio (from 1/1/24 to 12/31/24) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated March 25, 2022, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on April 7, 2022 under SEC File No. 333-259741-02 and incorporated by reference herein).

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

Date:  March 26, 2025